Form 10-K/A
period 2003-06-28
BEAR STEARNS ARM TRUST MORTGAGE PASS THR CERT SER 2001-10
filed 2003-07-17
CIK 1165257

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Chevy Chase FSB, as Servicer <F1>
       d) GMAC Mortgage Corp, as Servicer <F1>
       e) Homeside Lending Inc. (TX), as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Chevy Chase FSB, as Servicer <F1>
       d) GMAC Mortgage Corp, as Servicer <F1>
       e) Homeside Lending Inc. (TX), as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Chevy Chase FSB, as Servicer <F1>
       d) GMAC Mortgage Corp, as Servicer <F1>
       e) Homeside Lending Inc. (TX), as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Bank of America, N.A. (KY), as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F2>
       c) Chevy Chase FSB, as Servicer <F2>
       d) GMAC Mortgage Corp, as Servicer <F2>
       e) Homeside Lending Inc. (TX), as Servicer <F3>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


   (b) On November 06, 2002, December 06, 2002, and January 09, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Certification has been received.

  <F3> Certification has not been received.

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

  Dated: June 6, 2003

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


      Date: 6/6/03


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

/s/ Ernst & Young LLP

October 23, 2002

A Member Practice of Ernst & Young Global


  Ex-99.1 (d)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' ("the Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 7, 2003

  Ex-99.1 (e)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

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

/s/ Alexander R.M. Boyle
Alexander R.M. Boyle
Vice Chairman of the Board

/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Executive Vice President and
Chief Financial Officer

/s/ Vicki Parry
Vicki Parry
Vice President

October 23, 2002


  Ex-99.2 (d)


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

GMAC
Mortgage (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP") except as follows: Section V - Mortgagor Loan Accounting requires that interest on escrow accounts shall be paid or credited to mortgagors in accordance with the applicable state laws. The Company failed to utilize the appropriate interest rate on escrow accounts required by the state of Oregon during the year.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $400,000,000, respectively.

/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operation Officer
GMAC Residential Holding Corp

  Ex-99.2 (e)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

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

Events of Default (if any):     None


Bank of America, N.A.

/s/ Robert S. O'Neill
Robert S. O'Neill
Investor Services - Kentucky
Senior Vice President

  Ex-99.3 (b)


Cendant Mortgage
4001 Leadenhall Road
Mt. Laurel, NJ 08054


Cendant
Mortgage (logo)

March 28, 2003


Structured Asset Mortgage Investments, Inc.
383 Madison Avenue
New York, New York 10179
Attention: Vice President, Servicing

RE: Officer's Certificate

Ladies and Gentlemen:

The undersigned officer certifies the following for the 2002 calendar year.

a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide pursuant to which the Servicer services mortgage Loans for Structured Asset Mortgage Investments, Inc. ("SAMI") (the "Agreements") and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default and failure and the nature and status thereof has been reported to SAMI;

b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Agreements are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to SAMI;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Mary Hull
Officer

Director - Loan Servicing
Title

3/28/03
Date

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

    Sincerely,

    /s/ Vicki L. Parry
    Vicki L. Parry
    Vice President
    Mortgage Loan Servicing Division

    VLP:eay
    Enclosures


  Ex-99.3 (d)


GMAC Mortgage (logo)


March 15, 2003

NORWEST BANK MINNESOTA. N.A.
DEEPA UENKATRA
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045


Re: Officers Statement of Compliance Year Ending 2002 Servicing Agreement/Pool

We hereby certify to the best of our knowledge and belief, that for the calendar year 2002:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respects to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer: GMAC Mortgage Corporation
By: /s/ Michael Kacergis
Name: Michael Kacergis
Title: Assistant Vice President
Date: March 15, 2003

500 Enterprise Road
Suite 150
Horsham, PA 19044


  Ex-99.3 (e)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

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